Form 10-K
period 2004-12-31
Ford Credit Floorplan Master Owner Trust A Series 2004-1
filed 2005-03-21
CIK 1298272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 2004

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                              -------------  ------------------


                               FORD CREDIT FLOORPLAN MASTER OWNER TRUST A SERIES 2004-1
                               --------------------------------------------------------
                                                (Issuer of the notes)






        FORD CREDIT FLOORPLAN CORPORATION                                 FORD CREDIT FLOORPLAN LLC
        ---------------------------------                                 -------------------------
                                         (Originators of the issuing trust)
                        (Exact names of registrants as specified in their respective charters)


     Delaware        333-60756-05       38-2973806                    Delaware        333-60756-05       38-3372243
     --------        ------------       ----------                    --------        ------------       ----------
    (State or other  (Commission       (IRS Employer                  (State or other  (Commission       (IRS Employer
    jurisdiction of   File Number)     Identification                 jurisdiction of   File Number)     Identification
    incorporation)                     Number)                        incorporation)                     Number)

     One American Road, Dearborn, Michigan       48126                  One American Road, Dearborn, Michigan       48126
     -------------------------------------       ------                 -------------------------------------       ------
   (Address of principal executive offices)    (Zip Code)             (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code 313-594-3495    Registrant's telephone number, including area code 313-594-3495


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. XX  Yes       No
       ------    ------

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act.)      Yes    XX   No
                                      ------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

                                     PART I.


ITEM 1.  BUSINESS


     For a discussion of the business of the Ford Credit Floorplan Master Owner Trust A see the Prospectus and the Prospectus Supplement, each dated
July 22, 2004.



ITEM 2.  PROPERTIES


     For a discussion of the property of the Ford Credit Floorplan Master Owner Trust A see the Prospectus and the Prospectus Supplement, each dated
July 22, 2004.



ITEM 3.  LEGAL PROCEEDINGS

Nothing to Report.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to Report.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


     For Ford Credit Floorplan Master Owner Trust A Series 2004-1, the equity interest is represented by an uncertificated interest called the Transferor Interest. There are two holders of the Transferor Interest, Ford Credit Floorplan Corporation and Ford Credit Floorplan LLC.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.



                                    PART III.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS



-------------------------------------------------------------------------------------------------------------------
Title of Class          Name and Address of Beneficial Owner         Amount and Nature             Percent of Class
                                                                       of Beneficial
                                                                         Ownership
-------------------------------------------------------------------------------------------------------------------
Transferor Interest     Ford Credit Floorplan Corporation                  100%                          100%
                        Ford Credit Floorplan LLC
                                One American Road
                                Office 1034-A1
                                Dearborn, MI  48126
-------------------------------------------------------------------------------------------------------------------


ITEM. 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K FOR FORD CREDIT FLOORPLAN MASTER OWNER TRUST A SERIES 2004-1
   (a)    Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 99.1   Ford Credit Floorplan Master         Filed with this Report
               Owner Trust A
               Annual Servicer
               Statement as to Compliance

Exhibit 99.2   Ford Credit Floorplan Master         Filed with this Report
               Owner Trust A
               Annual Independent
               Certified Public
               Accountant's Report
               (Re: Ford Credit Floorplan
                Corporation)

Exhibit 99.3   Ford Credit Floorplan Master         Filed with this Report
               Owner Trust A
               Annual Independent
               Certified Public
               Accountant's Report
               (Re: Ford Credit Floorplan LLC)

Exhibit 99.4   Ford Credit Floorplan Master         Filed with this Report
               Owner Trust A
               Annual Independent
               Certified Public
               Accountant's Report
               (Re: Ford Credit Floorplan
                Corporation - MOTB)

Exhibit 99.5   Chief Servicing Officer              Filed with this Report
               Certification Pursuant to
               Section 302(a) of the
               Sarbanes-Oxley Act of 2002
               Relating to Reports



     (b) Reports on Form 8-K

       The Current Reports on Form 8-K attaching the related Monthly Servicing Report were filed by Ford Credit Floorplan Master Owner Trust A Series 2004-1 on the dates indicated below:

8-K Filing Date                         Reporting Period
---------------                         ----------------
September 15, 2004                      month ending July 31, 2004
September 15, 2004                      month ending August 31, 2004
October 21, 2004                        month ending September 30, 2004
November 19, 2004                       month ending October 31, 2004
December 15, 2004                       month ending November 30, 2004
January 28, 2005                        month ending December 31, 2004

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, each of the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Ford Credit Floorplan Corporation
                                                (Registrant)


Date:  March 21, 2005        By:/s/  S. J. Thomas
                                     ---------------------------------
                                     S. J. Thomas
                                     Secretary
                                     Ford Motor Credit Company,
                                       as Servicer





                                     Ford Credit Floorplan LLC
                                                (Registrant)


Date:  March 21, 2005        By:/s/  S. J. Thomas
                                     ---------------------------------
                                     S. J. Thomas
                                     Secretary
                                     Ford Motor Credit Company,
                                        as Servicer

                                  EXHIBIT INDEX

        FORD CREDIT FLOORPLAN MASTER OWNER TRUST A SERIES 2004-1

Exhibit
Number           Description of Exhibit
-------        ------------------------
Exhibit 99.1   Ford Credit Floorplan Master
               Owner Trust A
               Annual Servicer
               Statement as to Compliance

Exhibit 99.2   Ford Credit Floorplan Master
               Owner Trust A
               Annual Independent
               Certified Public
               Accountant's Report
               (Re: Ford Credit Floorplan
                Corporation)

Exhibit 99.3   Ford Credit Floorplan Master
               Owner Trust A
               Annual Independent
               Certified Public
               Accountant's Report
               (Re: Ford Credit Floorplan LLC)

Exhibit 99.4   Ford Credit Floorplan Master
               Owner Trust A
               Annual Independent
               Certified Public
               Accountant's Report
               (Re: Ford Credit Floorplan
                Corporation - MOTB)

Exhibit 99.5   Chief Servicing Officer
               Certification Pursuant to
               Section 302(a) of the
               Sarbanes-Oxley Act of 2002
               Relating to Reports